Form 10-K
period 2014-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C17
filed 2015-03-31
CIK 1612124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-180779-10

(Commission File Number of issuing entity)

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C17

(Exact name of issuing entity as specified in its charter)

333-180779

(Commission File Number of depositor)

Morgan Stanley Capital I Inc.

(Exact name of depositor as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC

Bank of America, National Association

CIBC Inc.

(Exact name of Sponsors as specified in their charters)

New York	47-1769465 47-1947014 47-1981599 47-6562808
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

Morgan Stanley Capital I Inc.

1585 Broadway

New York, New York 10036

(Address of principal executive offices of issuing entity)

(212) 762-6148

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

PART I

Item 1.	Business.

Omitted.

Item 1A.	Risk Factors.

Omitted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Omitted.

Item 3.	Legal Proceedings.

Omitted.

Item 4.	Mine Safety Disclosures.

Omitted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceedings pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated February 12, 2014, and other than the following:

Citibank, N.A. (“Citibank”) is acting as trustee, certificate administrator, certificate registrar and authenticating agent of this CMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves as trustee filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as trustee, certificate administrator, certificate registrar and authenticating agent under the Pooling and Servicing Agreement for this CMBS transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and U.S. Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated August 12, 2014.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2014, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Citibank, N.A., as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 11, 2014, and filed by the registrant on August 21, 2014, and is incorporated by reference herein).

31	Rule 13a-14(d)/Rule 15d-14(d) Certification

Exhibit 33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	Pentalpha Surveillance LLC, as Trust Advisor

33.4	Citibank, N.A., as Certificate Administrator

33.5	Wells Fargo Bank, National Association, as Custodian

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

Exhibit 34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	Pentalpha Surveillance LLC, as Trust Advisor

34.4	Citibank, N.A., as Certificate Administrator

34.5	Wells Fargo Bank, National Association, as Custodian

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

Exhibit 35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Custodian

99.1	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc., pursuant to which Morgan Stanley Mortgage Capital Holdings LLC sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc., pursuant to which Bank of America, National Association sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc., pursuant to which CIBC Inc. sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).

(b)	See (a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc. (Depositor)

/s/ Kevin Ng
By: Kevin Ng, President
(senior officer in charge of securitization of the depositor)

Date: March 25, 2015

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2014, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Citibank, N.A., as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 11, 2014, and filed by the registrant on August 21, 2014, and is incorporated by reference herein).

31	Rule 13a-14(d)/Rule 15d-14(d) Certification

Exhibit 33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	Pentalpha Surveillance LLC, as Trust Advisor

33.4	Citibank, N.A., as Certificate Administrator

33.5	Wells Fargo Bank, National Association, as Custodian

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

Exhibit 34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	Pentalpha Surveillance LLC, as Trust Advisor

34.4	Citibank, N.A., as Certificate Administrator

34.5	Wells Fargo Bank, National Association, as Custodian

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

Exhibit 35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Custodian

99.1	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc., pursuant to which Morgan Stanley Mortgage Capital Holdings LLC sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc., pursuant to which Bank of America, National Association sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of July 30, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc., pursuant to which CIBC Inc. sold certain mortgage loans to Morgan Stanley Capital I Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated August 11, 2014, and filed by the registrant on August 12, 2014, and is incorporated by reference herein).