Form 10-K
period 2015-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C17
filed 2016-03-30
CIK 1612124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

333-180779-10

(Commission File Number of issuing entity)

0001612124

(Central Index Key Number of issuing entity)

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C17

(Exact name of issuing entity as specified in its charter)

333-180779

(Commission File Number of depositor)

0001547361

(Central Index Key Number of depositor)

Morgan Stanley Capital I Inc.

(Exact name of depositor as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC

(Central Index Key number: 0001541557)

Bank of America, National Association

(Central Index Key number: 0001102113)

CIBC Inc.

(Central Index Key number: 0001548567)

(Exact name of sponsors as specified in their charters)

47-1769465
47-1947014
47-1981599
New York	47-6562808
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5693

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

Not applicable.

EXPLANATORY NOTES

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•	The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•	The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. While the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•	Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

PART I

Item 1.	Business.

Omitted.

Item 1A.	Risk Factors.

Omitted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Omitted.

Item 3.	Legal Proceedings.

Omitted.

Item 4.	Mine Safety Disclosures.

Omitted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accounting Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceedings pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated August 12, 2014, and other than the following:

Citibank, N.A., is acting as trustee, certificate administrator, certificate registrar and authenticating agent of this transaction. On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 21, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein)

31 Rule 13a-14(d)/Rule 15d-14(d) Certification

33.1 Citibank, N.A., as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 Rialto Capital Advisors, LLC, as Special Servicer

33.5 Pentalpha Surveillance LLC, as Trust Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

34.1 Citibank, N.A., as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 Rialto Capital Advisors, LLC, as Special Servicer

34.5 Pentalpha Surveillance LLC, as Trust Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

35.1 Citibank, N.A., as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Rialto Capital Advisors, LLC, as Special Servicer

(99.1) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No.333-180779-10 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein).

(b)	See (a) above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc. (Depositor)

/s/ George Kok
By: George Kok, President
(senior officer in charge of securitization of the depositor)

Date: March 30, 2016

EXHIBIT INDEX

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 21, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein)

31 Rule 13a-14(d)/Rule 15d-14(d) Certification

33.1 Citibank, N.A., as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 Rialto Capital Advisors, LLC, as Special Servicer

33.5 Pentalpha Surveillance LLC, as Trust Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

34.1 Citibank, N.A., as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 Rialto Capital Advisors, LLC, as Special Servicer

34.5 Pentalpha Surveillance LLC, as Trust Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

35.1 Citibank, N.A., as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Rialto Capital Advisors, LLC, as Special Servicer

(99.1) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated July 30, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 12, 2014 under SEC File No. 333-180779-10 and incorporated by reference herein).